Form 10-K
period 2005-12-31
SLM Student Loan Trust 2005-9
filed 2006-03-31
CIK 1338039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

SLM FUNDING LLC

(Exact name of registrant as specified in its charter)

SLM Student Loan Trust 2005-9

(Exact name of issuing entity)

DELAWARE	(333-104887)	57-1176559
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. employer Identification No.)

12061 Bluemont Way, V3419
RESTON, VA 20190
(Address of principal executive offices)

(703) 984-6419
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☒   No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐          Accelerated Filer  ☐          Non-Accelerated Filer  ☒

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Documents are incorporated by reference into this Form 10-K: None.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

This Annual Report on Form 10-K is filed in reliance upon (i) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the Registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (ii) the Registrant’s filing letter accompanying the Registrant’s Current Report on Form 8-K filed with the Commission on or about November 6, 1995 in which the Registrant described the manner in which it intended to file such periodic reports.

PART I.

Item 2. Properties.

SLM Funding LLC, is the depositor for the SLM Student Loan Trust 2005-9. The property of the Trust consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

On an annual basis, the SLM Student Loan Trust 2005-9 is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the SLM Student Loan Trust 2005-9 are attached as Exhibit 99.1 hereto. These statements are required by:

•                  Adminstration Agreement, dated as of November 15, 2005, among SLM Funding LLC,as the Depositor, Sallie Mae, Inc., as the Administrator, Sallie Mae, Inc., as the Servicer, SLM Student Loan Trust 2005-9, as the Trust, Deutsche Bank Trust Company Americas, as the Indenture Trustee, and Chase Bank USA, National Association, as the Eligible Lender Trustee; and

•                  the Servicing Agreement, dated as of November 15, 2005 among the Servicer, the Trust, the Administrator, the Indenture Trustee and the Eligible Lender Trustee.

Item 3. Legal Proceedings.

Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders.

Nothing to report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Nothing to report.

Item 7. Other Related Events and Information.

Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9B. Other Information.

Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Nothing to report.

Item 13. Certain Relationships and Related Transactions.

Nothing to report.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Exhibits.    The following documents are filed as part of this Annual Report on Form 10-K:

Designation	Description
Exhibit 33.1	Section 302 Certification

Exhibit 99.1	Annual Statements of Compliance of the Administrator and the Servicer

Exhibit 99.2	Annual Independent Certified Public Accountant’s Report

(b)           Reports on Form 8-K.    The Registrant, on behalf of the SLM Student Loan Trust 2005-9, filed one (1) Current Report on Form 8-K with the Commission during the period covered by this report. They are:

•              On November 18, 2005 in connection with the closing of SLM Student Loan Trust 2005-9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the SLM Student Loan Trust 2005-9 has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2006	SLM FUNDING LLC

	By:	/s/ C.E. ANDREWS
Name: C.E. Andrews
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Capacity	Date

/S/ C.E. ANDREWS		March 31, 2006
C.E. Andrews	President (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager

/S/ THOMAS J. FITZPATRICK	Manager	March 31, 2006
Thomas J. Fitzpatrick

/S/ J. LANCE FRANKE*	Senior Vice President,	March 31, 2006
J. Lance Franke	Sallie Mae, Inc.

Victor A. Duva	Manager	March 31, 2006

Kenneth J. Uva	Manager	March 31, 2006

*	J. Lance Franke is signing in his capacity as a Senior Vice President of Sallie Mae, Inc., Sallie Mae, Inc. is one of the Managers of SLM Funding LLC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
33.1	Section 302 Certificate
99.1	Annual Statements of Compliance of the Administrator and the Servicer
99.2	Annual Independent Certified Public Accountant’s Report